Form 10QSB
period 2007-06-30
CARTER ACQUISITION CORP III
filed 2007-08-08
CIK 1377826

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52307

Carter Acquisition Corp. III
(Exact name of small business issuer as specified in its charter)

Delaware	83-0465059
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Carter Securities LLC
767 Third Avenue, 27th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 212.989.6899
facsimile number: 212.989.5899

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CARTER ACQUISITION CORP. III

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Carter Acquisition Corp. III
(A Development Stage Company)
Balance Sheet (Unaudited)
June 30, 2007

Assets
Current Assets:
Cash	$3,526
Prepaid expenses	3,750
$7,276

Liabilities and Stockholder's Equity
Current Liabilities:
Accrued expenses	$3,500

Stockholder's Equity:
Preferred stock - $.0001 par value - 10,000,000 shares
authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares
authorized; 4,000,000 shares issued and outstanding	400
Additional paid-in capital	54,430
(Deficit) accumulated during the development stage	(51,054)

Total Stockholder’s Equity	3,776

Total Liabilities and Stockholder’s Equity	$7,276

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. III
(A Development Stage Company)
Statements of Operations (Unaudited)

			Period from
	For the	For the	September 11, 2006
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2007	June 30, 2007	June 30, 2007

Net Sales	$-	$-	$-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General and Administrative Expenses	(7,720)	(46,437)	(51,054)

Net (Loss)	$(7,720)	$(46,437)	$(51,054)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. III
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the Period September 11, 2006 (Inception) through June 30, 2007

	Preferred Stock		Common Stock		Additional	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, September 11, 2006	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock - September 11, 2006	-	-	4,000,000	400	24,600	-	25,000

Net (Loss)	-	-	-	-	-	(4,617)	(4,617)

Balance, September 30, 2006	-	-	4,000,000	400	24,600	(4,617)	20,383

Additional contribution of capital by sole stockholder (unaudited)	-	-	-	-	29,830	-	29,830

Net (loss)(unaudited)	-	-	-	-	-	(46,437)	(46,437)

Balance, June 30, 2007 (unaudited)	-	$-	4,000,000	$400	$54,430	$(51,054)	$3,776

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. III
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

		Period from
	For the	September 11, 2006
	Nine Months	(Inception)
	Ended	Through
	June 30, 2007	June 30, 2007
Cash Flows from Operating Activities

Net (Loss)	$(46,437)	$(51,054)

Adjustments to reconcile net (loss) to net cash used in
operating activities:
(Increase) Decrease in prepaid expenses	5,250	(3,750)
Increase in accrued expenses	3,000	3,500

Net Cash Used In Operating Activities	(38,187)	(51,304)

Cash Flows from Financing Activities

Proceeds from issuance of stock and additional contributions to capital	29,830	54,830

Net increase (decrease) in cash	(8,357)	3,526

Cash, beginning of period	11,883	-

Cash, end of period	$3,526	$3,526

The accompanying notes are an integral part of these unaudited financial statements.

Carter Acquisition Corp. III
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2007

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
June 30, 2007

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

The Company has had no revenue and has incurred accumulated net losses from September 11, 2006 (inception) through the period ended June 30, 2007 of $51,054. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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
June 30, 2007

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

Note 5 - Income Taxes:

The Company has approximately $11,000 in gross deferred tax assets at June 30, 2007 resulting from temporary differences in its basis in certain financial reporting and tax assets. These temporary differences are a result of the capitalization for income tax purposes of start-up and organization costs which are expensed for book purposes. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is $-0- for all periods presented.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Note 7 - Interim Financial Statements:

The accompanying Interim Financial Statements of the Company as of June 30, 2007, for the three and nine months ended June 30, 2007 and for the period from September 11, 2006 (inception) through June 30, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Carter Acquisition Corp. III (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since September 11, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 11, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

1

Item 5. Other Information.  None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 11, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 8, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2007	CARTER ACQUISITION CORP. III
By: John C. Lipman Name: John C. Lipman Title: President

3